Form 10-Q
period 2013-03-31
Lollipop Corp
filed 2013-05-08
CIK 1565383

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number: 333-186069

Lollipop Corporation
(Exact name of Registrant as specified in its charter)

Delaware	990379315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lollipop Corporation c/o Delaware Intercorp, Inc. 113 Barksdale Professional Center Newark, DE 19711	19711
(Address of principal executive offices)	(Zip Code)

(302) 266-9367
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 31, 2013, there were 875,000 shares of the Registrant's common stock issued and outstanding.

LOLLIPOP CORPORATION
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS
(unaudited)
for the three month period ended MARCH 31, 2013

CONTENTS:

Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	F-2

Statements of Operations for the three months ended March 31, 2013 and 2012 and for the cumulative period from November 17, 2011 (date of inception) to March 31, 2013 (unaudited)	F-3

Statements of Stockholder's Equity for the period from November 17, 2011 (date of inception) to March 31, 2013 (unaudited)	F-4

Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the cumulative period from November 17, 2011 (date of inception) to March 31, 2013 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

LOLLIPOP CORPORATION
(A Development Stage Company)
BALANCE SHEETS

ASSETS	March 31, 2013 (unaudited)	December 31, 2012
	$	$
Current Assets:
Cash and cash equivalents	3,791	13,983

TOTAL ASSETS	3,791	13,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	139	-
Loan from related party	25	25

Total Liabilities	164	25

Stockholders’ Equity
Common stock, $0.0001 par value; 180,000,000 shares authorized; 875,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	88	88
Additional paid-in capital	13,912	13,912
Deficit accumulated during development stage	(10,373)	(42)

Total Stockholders’ Equity	3,627	13,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	3,791	13,983

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Cumulative from November 17, 2011 (Inception) to March 31,
	2013	2012	2013
	$	$	$

Revenue	-	-	-

Operating expenses:
General and administrative:-
Filing fees	556	-	556
Professional fees	9,654	-	9,654
Other costs	121	-	163
		-
Total operating expenses	(10,331)	-	(10,373)

Net loss	(10,331)	-	(10,373)

Loss per share - basic and diluted:
Loss per share attributable to common stockholders	(0.01)	-

Weighted average number of common shares outstanding	875,000	875,000

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
for the period of NOVEMBER 17, 2011 (INCEPTION) to MARCH 31, 2013
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Stock Subscription	Total Stockholders’
	Shares	Amount	Capital	Stage	Receivable	Deficit
		$	$	$	$	$

Inception (November 17, 2011)	-	-	-	-	-	-

Common stock issued for cash at $0.016 per share	875,000	88	13,912	-	(14,000)	14,000

Loss for the period	-	-	-	-	-	-

Balance at December 31, 2011	875,000	88	13,912	-	(14,000)	-

Repayment of stock subscription receivable	-	-	-	-	14,000	14,000

Loss for the year	-	-	-	(42)	-	(42)

Balance at December 31, 2012	875,000	88	13,912	(42)	-	13,958

Loss for the period	-	-	-	(10,331)	-	(10,331)

Balance at March 31, 2013	875,000	88	13,912	(10,373)	-	3,627

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		Cumulative from November 17, 2011 (Inception) to March 31,
	2013	2012	2013
	$	$	$
Cash Flows from Operating Activities
Net loss	(10,331)	-	(10,373)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	139	-	139

Net cash used in operating activities	(10,192)	-	(10,234)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	14,000
Proceeds from related party loan	-	-	25
Net cash provided by financing activities	-	-	14,025

(Decrease)/Increase in cash and cash equivalents	(10,192)	-	3,791

Cash and cash equivalents at beginning of the period	13,983	-	-

Cash and cash equivalents at end of the period	3,791	-	3,791

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Lollipop Corporation is a Delaware corporation (the “Corporation”), incorporated under the laws of the State of Delaware on November 17, 2011. The Corporation is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and Reporting by Development Stage Enterprises”, the Company is devoting substantially all of its efforts to development of business plans. The business plan of the Corporation is; the distribution of sports nutritional supplements.

Basis of Presentation
The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End
The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements
The interim financial statements of the Company as of March 31, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of its operations and its cash flows for the periods ended March 31, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2013, the Company has a loss from operations of $10,331 an accumulated deficit of $10,373 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Cash and cash equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Property, plant and equipment
The Company does not own any property, plant and equipment.

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at March 31, 2013, the Company had no potentially dilutive shares.

Income taxes
Income taxes are accounted for in accordance with ASC Topic 740, “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE 3 – STOCKHOLDER’S EQUITY

Common Stock
On December 7, 2011, the Corporation issued 875,000 shares of common stock to the two directors of the Corporation at a price of $0.016 per share, for $14,000, for initial capital (stock subscription receivable). The proceeds from this stock issuance were received on November 14, 2012.

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended March 31, 2013 and 2012 were as follows (assuming a 15% effective tax rate):

	2013	2012
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	1,550	-
Change in valuation allowance	(1,550)	-
Total deferred tax provision	-	-

The Company had deferred income tax assets as of March 31, 2013 and December 31, 2012 as follows:

	2013	2012
	$	$

Loss carry forwards	1,556	6
Less - Valuation allowance	(1,556)	(6)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended March 31, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2013, the Company had approximately $10,373 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 5 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Yisrael Meir Fromer	- Director and greater than 10% stockholder
Malka Dahan-Asulin	- Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	March 31	December 31
	2013	2012
	$	$
Balance sheets:
Loan from related party	25	25

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 6 – RECENT ACCOUNTING STANDARDS UPDATES

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact to its financial statements.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development-stage company, incorporated in the State of Delaware on November 17, 2011, as a for-profit company, and an established fiscal year of December 31. We have not yet generated or realized any revenues from business operations. Our auditor has issued a going concerned opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan. In our management’s opinion, there is a market for a reasonably-priced sports nutritional supplements.

Our registration went live on April 19, 2013. Our officers have not yet begun to raise funds pursuant to the registration.

From inception through March 31, 2012, our business operations have primarily been focused on developing our business plan and researching the market. Through March 31, 2013, we have spent $10,000 related to registration. We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our directors and officers.

On December 7, 2011, the Corporation issued 875,000 shares of common stock to the two directors of the Corporation at a price of $0.016 per share, for $14,000, for initial capital (stock subscription receivable). The proceeds from this stock issuance were received on November 14, 2012.

As of the date of this 10Q, we have not yet fully implemented our business plan. We expect to continue to conduct required legal and regulatory research during the 3rd and 4th quarters of 2013, and create a detailed market plan in the 4th quarter of 2013.

During the 2nd and 3rd quarters of 2013 we expect to register a domain name, possible register a trademark, begin design of our web site and conduct required legal and regulatory research. In the 4th quarter of 2013 we expect to begin the selection of suppliers and formalize any required supplier or partnership agreements. We also expect to finalize our web-site by the 1st Quarter of 2014.

We expect to generate revenue from the sale of our sports nutritional supplements. To be successful, our company needs to accomplish the steps described above, in order to have a better understanding of the Market and then establish our Marketing strategies. Our company believes that the success of our business relies on the proper execution of the above described plan of operation.

We do not plan to manufacture our product but rather to have as yet unidentified third party suppliers/partners provide us with the sports nutritional supplements under our trade name (or corporate name) and according to our business model. We expected that our product shall be sourced from multiple suppliers/ partners, which would allow us to possibly always have a supplier nearby our clients, resulting in faster delivery and fresher ingredients. We plan on establishing a commissioning policy for each supplier/partner. We expect that our suppliers will be able to deliver the products to our clients using their existing structure. If one or all of our suppliers can’t provide delivery service, we would have to hire a third party delivery company and, in this case, we would charge a delivery fee to our clients. In order to keep the delivery cost down, we intend to seek for several clients who live in the same area, so, more deliveries would be made at each time.

Results of Operations

For the three month period ended March 31, 2013, we had no revenue. Expenses for the period totaled $10,331 resulting in a net loss of $10,331. For the three month period ended March 31, 2012 we have no revenue and no expenses. Since inception (November 17, 2011) through March 31, 2013 we have had no revenue and total expenses of $10,373.

The expenses for the three month period ended march 31, 2013 are associated with the filing of the Company’s S-1 registration statement, including professional and filing fees.

Capital Resources and Liquidity

As of March 31, 2013 we total assets in the form of case in the amount $3,791 and current liabilities in the amount of $164.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from our intended offering and implemented our plan of operations. Our only source for cash at this time is investments by others in our effective registration statement. We must raise additional cash to implement our strategy and stay in business. In the event of the failure to complete our financing we would need to seek capital from other resources such as debt financing, which may not even be available to us.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

We do not anticipate researching any further products or services other than the ones described in the business section above nor the purchase of any significant equipment. The health bars to be sold shall be provided by our suppliers and partners. Our company believes that, due to the fact that we have not implemented our business plan and have not generated any revenues yet, it is important to keep the focus on our business plan before starting researching for new products and services, depending on the results of our plan of operation We also do not expect any significant additions to the number of employees, as the company intends to hire third party consultants when necessary.

The Company’s sole Officers and Directors, Yisrael Meir Fromer and our Secretary Malka Dahan-Asulin have indicated at this time that they may be willing to provide funds required to maintain the reporting status in the form of a non secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our financial statements.

Refer to Note 1 to the Financial Statements entitled “Summary of Significant Accounting Policies” included in this Annual Report for a discussion of accounting policies utilized by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2013, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Yisrael Meir Fromer

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Yisrael Meir Fromer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________
* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOLLIPOP CORPORATION

Dated: May 8, 2013	By:	/s/ Yisrael Meir Fromer
Yisrael Meir Fromer
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)