Form 10-Q
period 2013-06-30
Lollipop Corp
filed 2013-07-24
CIK 1565383

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 30, 2013, there were 875,000 shares of the Registrant's common stock issued and outstanding.

LOLLIPOP CORPORATION
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)
for the six month period ended JUNE 30, 2013

CONTENTS:

Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	F-2

Statements of Operations for the three and six months ended June 30, 2013 and 2012 and for the cumulative period from November 17, 2011 (date of inception) to June 30, 2013 (unaudited)	F-3

Statements of Stockholder's Equity for the period from November 17, 2011 (date of inception) to June 30, 2013 (unaudited)	F-4

Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the cumulative period from November 17, 2011 (date of inception) to June 30, 2013 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

LOLLIPOP CORPORATION
(A Development Stage Company)
BALANCE SHEETS

ASSETS	June 30, 2013	December 31, 2012
	(unaudited)	$
	$
Current Assets:
Cash and cash equivalents	315	13,983
Prepaid expenses	754	-

TOTAL ASSETS	1,069	13,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Loan from related party	425	25

Total Liabilities	425	25

Stockholders’ Equity
Common stock, $0.0001 par value; 180,000,000 shares authorized; 875,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	88	88
Additional paid-in capital	13,912	13,912
Deficit accumulated during development stage	(13,356)	(42)

Total Stockholders’ Equity	644	13,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,069	13,983

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from November 17, 2011 (Inception) to June 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses:
General and administrative:-
Filing fees	1,017	-	1,573	-	1,573
Franchise tax	400	-	400	-	400
Other costs	66	-	187	-	229
Professional fees
- Auditors fees	1,500	-	6,000	-	6,000
- Legal fees	-	-	5,000	-	5,000
- Setup fees	-	-	154	-	154

Total operating expenses	(2,983)	-	(13,314)	-	(13,356)

Net loss	(2,983)	-	(13,314)	-	(13,356)

Net loss per share - basic and diluted:

Net loss per share attributable to common stockholders	-	-	(0.02)	-

Weighted average number of common shares outstanding	875,000	875,000	875,000	875,000

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period of NOVEMBER 17, 2011 (INCEPTION) to JUNE 30, 2013
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Stock Subscription	Total Stockholders’
	Shares	Amount	Capital	Stage	Receivable	Equity
		$	$	$	$	$

Inception (November 17, 2011)	-	-	-	-	-	-

Common stock issued for cash at $0.016 per share	875,000	88	13,912	-	(14,000)	-

Loss for the period	-	-	-	-	-	-

Balance at December 31, 2011	875,000	88	13,912	-	(14,000)	-

Repayment of stock subscription receivable	-	-	-	-	14,000	14,000
Loss for the year	-	-	-	(42)	-	(42)

Balance at December 31, 2012	875,000	88	13,912	(42)	-	13,958

Loss for the period	-	-	-	(13,314)	-	(13,314)

Balance at June 30, 2013	875,000	88	13,912	(13,356)	-	644

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,		Cumulative from November 17, 2011 (Inception) to June 30,
	2013	2012	2013
	$	$	$
Cash Flows from Operating Activities
Net loss	(13,314)	-	(13,356)

Changes in operating assets and liabilities
Prepaid expenses	(754)	-	(754)

Net cash used in operating activities	(14,068)	-	(14,110)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	14,000
Proceeds from related party loan	400	-	425
Net cash provided by financing activities	400	-	14,425

(Decrease)/Increase in cash and cash equivalents	(13,668)	-	315

Cash and cash equivalents at beginning of the period	13,983	-	-

Cash and cash equivalents at end of the period	315	-	315

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

Unaudited Interim Financial Statements
The interim financial statements of the Company as of June 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations and its cash flows for the periods ended June 30, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2013, the Company has a loss from operations of $13,314 an accumulated deficit of $13,356 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Cash and cash equivalents
Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Property, plant and equipment
The Company does not own any property, plant and equipment.

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at June 30, 2013, the Company had no potentially dilutive shares.

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

NOTE 3 – STOCKHOLDER’S EQUITY

Common Stock
On December 7, 2011, the Corporation issued 875,000 shares of common stock to the two directors of the Corporation at a price of $0.016 per share, for $14,000, for initial capital (stock subscription receivable). The proceeds from this stock issuance was received on November 14, 2012.

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended June 30, 2013 and 2012 were as follows (assuming a 15% effective tax rate):

	2013	2012
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	1,997	-
Change in valuation allowance	(1,997)	-
Total deferred tax provision	-	-

The Company had deferred income tax assets as of June 30, 2013 and December 31, 2012 as follows:

	2013	2012
	$	$

Loss carry forwards	2,003	6
Less - Valuation allowance	(2,003)	(6)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2013, the Company had approximately $13,356 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 5 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  The objective of SFAS 157 (ASC 820) is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 (ASC 820) applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

The Company has various financial instruments that must be measured under the new fair value standard including: cash in bank. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

- Level 1:    Quoted prices in active markets for identical instruments;
- Level 2:   Other significant observable inputs (including quoted prices in active markets for similar instruments);
- Level 3:   Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of cash and cash equivalents at June 30, 2013 and December 31, 2012, were as follows:

	Fair Value at June 30, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	315	-	-	315
Total financial assets carried at fair value	315	-	-	315

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	13,983	-	-	13,983
Total financial assets carried at fair value	13,983	-	-	13,983

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Yisrael Meir Fromer	- Director and greater than 10% stockholder
Malka Dahan-Asulin	- Director and greater than 10% stockholder

	June 30,	December 31,
	2013	2012
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party	425	25

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 7 – RECENT ACCOUNTING STANDARDS UPDATES

There are no new accounting pronouncements expected to have any impact on the Company’s financial statements.

NOTE 8 – SUBSEQUENT EVENTS

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

From inception through March 31, 2012, our business operations have primarily been focused on developing our business plan and researching the market. Through June 30, 2013, we have spent $10,000 related to registration. We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our directors and officers.

On December 7, 2011, the Corporation issued 875,000 shares of common stock to the two directors of the Corporation at a price of $0.016 per share, for $14,000, for initial capital (stock subscription receivable). The proceeds from this stock issuance were received on November 14, 2012.

As of the date of this periodic report, we have not yet fully implemented our business plan. We expect to continue to conduct required legal and regulatory research during the 3rd and 4th quarters of 2013, and create a detailed market plan in the 4th quarter of 2013.

During the 3rd quarter of 2013 we expect to register a domain name, possible register a trademark, begin design of our web site and conduct required legal and regulatory research. In the 4th quarter of 2013 we expect to begin the selection of suppliers and formalize any required supplier or partnership agreements. We also expect to finalize our web-site by the 1st Quarter of 2014.

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

Results of Operations

For the three month period ended June 30, 2013, we had no revenue. Expenses for the period totaled $2,983 resulting in a net loss of $13,314. Since inception (November 17, 2011) through June 30, 2013 we have had no revenue and total expenses of $13,356.

The expenses for the three month period ended June 30, 2013 are associated with professional services.

Capital Resources and Liquidity

As of June 30, 2013 we total assets in the form of case in the amount $1,096 and current liabilities in the amount of $425.

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

As of June 30, 2013, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

LOLLIPOP CORPORATION

Dated: July 24, 2013	By:	/s/ Yisrael Meir Fromer
Yisrael Meir Fromer
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)