Form 10-Q
period 2013-09-30
Lollipop Corp
filed 2013-11-01
CIK 1565383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 30, 2013, there were 1,032,428 shares of the Registrant's common stock issued and outstanding.

LOLLIPOP CORPORATION
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)
for the nine month period ended September 30, 2013

CONTENTS:

Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	F-2

Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and for the cumulative period from November 17, 2011 (date of inception) to September 30, 2013 (unaudited)	F-3

Statements of Stockholder's Equity for the period from November 17, 2011 (date of inception) to September 30, 2013 (unaudited)	F-4

Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and for the cumulative period from November 17, 2011 (date of inception) to September 30, 2013 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

LOLLIPOP CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30 2013	December 31 2012
	(unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	270	13,983

TOTAL ASSETS	270	13,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable and accrued expenses	7,569	-
Loan from related party	425	25

Total Liabilities	7,994	25

Stockholders’ Deficit
Common stock, $0.0001 par value; 180,000,000 shares authorized; 1,032,428 shares issued and outstanding at September 30, 2013 and 875,000 at December 31, 2012	104	88
Additional paid-in capital	53,253	13,912
Stock subscription receivable	(39,357)	-
Deficit accumulated during development stage	(21,724)	(42)

Total Stockholders’ (Deficit)/Equity	(7,724)	13,958

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	270	13,983

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from November 17, 2011 (Inception) to September 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses:
General and administrative:-
Filing fees	1,523	-	3,096	-	3,096
Franchise tax	-	-	400	-	400
Other costs	45	-	232	-	274
Professional fees
- Auditors fees	1,500	-	7,500	-	7,500
- Legal fees	-	-	5,000	-	5,000
- Setup fees	5,300	-	5,454	-	5,454

Total operating expenses	(8,368)	-	(21,682)	-	(21,724)

Net loss	(8,368)	-	(21,682)	-	(21,724)

Net loss per share - basic and diluted:

Net loss per share attributable to common stockholders	(0.01)	-	(0.02)	-

Weighted average number of common shares outstanding	929,812	875,000	893,472	875,000

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
for the period of NOVEMBER 17, 2011 (INCEPTION) to SEPTEMBER 30, 2013
(unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Stock Subscription	Total Stockholders’
	Shares	Amount	Capital	Stage	Receivable	Deficit
		$	$	$	$	$

Inception (November 17, 2011)	-	-	-	-	-	-

Common stock issued for subscription at $0.016 per share	875,000	88	13,912	-	(14,000)	-

Loss for the period	-	-	-	-	-	-

Balance at December 31, 2011	875,000	88	13,912	-	(14,000)	-

Repayment of stock subscription receivable	-	-	-	-	14,000	14,000
Loss for the year	-	-	-	(42)	-	(42)

Balance at December 31, 2012	875,000	88	13,912	(42)	-	13,958

Common stock issued for subscription at $0.25 per share	157,428	16	39,341	-	(39,357)	-

Loss for the period	-	-	-	(21,682)	-	(21,682)

Balance at September 30, 2013	1,032,428	104	53,253	(21,724)	(39,357)	(7,724)

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,		Cumulative from November 17, 2011 (Inception) to September 30,
	2013	2012	2013
	$	$	$
Cash Flows from Operating Activities

Net loss	(21,682)	-	(21,724)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	7,569	-	7,569

Net cash used in operating activities	(14,113)	-	(14,155)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	14,000
Proceeds from related party loan	400	-	425
Net cash provided by financing activities	400	-	14,425

(Decrease)/Increase in cash and cash equivalents	(13,713)	-	270

Cash and cash equivalents at beginning of the period	13,983	-	-

Cash and cash equivalents at end of the period	270	-	270

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

Unaudited Interim Financial Statements
The interim financial statements of the Company as of September 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2013, and the results of its operations and its cash flows for the periods ended September 30, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not established a source of revenue sufficient to cover operating costs and has a working capital deficit. As at September 30, 2013, the Company has a loss from operations of $21,682 an accumulated deficit of $21,724 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

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

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2013, the Company had no potentially dilutive shares.

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

On September 3, 2013, the Corporation issued 157,428 shares of common stock to various stockholders at a price of $0.25 per share, for $39,357 (stock subscription receivable). The proceeds from this stock issuance was received in the Company's bank account on October 18, 2013 net of professional fees.

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended September 30, 2013 and 2012 were as follows (assuming a 15% effective tax rate):

	2013	2012
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	3,252	-
Change in valuation allowance	(3,252)	-
Total deferred tax provision	-	-

The Company had deferred income tax assets as of September 30, 2013 and December 31, 2012 as follows:

	2013	2012
	$	$

Loss carry forwards	3,258	6
Less - Valuation allowance	(3,258)	(6)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2013, the Company had approximately $21,724 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of cash and cash equivalents at September 30, 2013 and December 31, 2012, were as follows:

	Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	270	-	-	270
Total financial assets carried at fair value	270	-	-	270

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	13,983	-	-	13,983
Total financial assets carried at fair value	13,983	-	-	13,983

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Yisrael Meir Fromer	- Director and greater than 10% stockholder
Malka Dahan-Asulin	- Director and greater than 10% stockholder

	September 30	December 31
	2013	2012
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party	425	25

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development-stage company, incorporated in the State of Delaware on November 17, 2011, as a for-profit company, and an established fiscal year of December 31. We have not yet generated or realized any revenues from business operations. Our auditor has issued a going concerned opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than our operations and our share sale pursuant to the registration statement in order to implement our marketing plan. In our management’s opinion, there is a market for a reasonably-priced sports nutritional supplements.

Our registration went live on April 19, 2013.

From inception through September 30, 2013, our business operations have primarily been focused on developing our business and researching the market. Through September 30, 2013, we have spent $21,724 related to corporate operations, registration of our shares and ordinary business expenses. We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our directors and officers.

On December 7, 2011, the Corporation issued 875,000 shares of common stock to the two directors of the Corporation at a price of $0.016 per share, for $14,000, for initial capital (stock subscription receivable). The proceeds from this stock issuance were received on November 14, 2012.

On September 3, 2013, the Corporation issued 157,428 registered shares of our common stock according to our effective registration statement at a price of $0.25 per share, for $39,357.

As of the date of this periodic report, we have not yet fully implemented our business plan. We expect to continue to conduct required legal and regulatory research during the 4th quarter of 2013, and create a detailed market plan in the 1st quarter of 2014. We also expect to finalize our web-site by the 1st Quarter of 2014.

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

Results of Operations

For the three month period ended September 30, 2013, we had no revenue. Expenses for the period totaled $21,682 resulting in a net loss of $21,682. Since inception (November 17, 2011) through September 30, 2013 we have had no revenue and total expenses of $21,724.

The expenses for the three month period ended September 30, 2013 are associated with professional services.

Capital Resources and Liquidity

As of September 30, 2013 we had total assets in the form of cash and cash equivalents in the amount of $270 and current liabilities in the amount of $7,994.

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

The sports nutrional supplements to be sold shall be provided by our suppliers and partners. Our company believes that, due to the fact that we have not implemented our business plan and have not generated any revenues yet, it is important to keep the focus on our business plan before starting researching for new products and services, depending on the results of our plan of operation We also do not expect any significant additions to the number of employees, as the company intends to hire third party consultants when necessary.

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

As of September 30, 2013, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

LOLLIPOP CORPORATION

Dated: November 1, 2013	By:	/s/ Yisrael Meir Fromer
Yisrael Meir Fromer
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)