Form 10-K
period 2013-12-31
Lollipop Corp
filed 2014-02-19
CIK 1565383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 333-186069

LOLLIPOP CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	990379315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15500 SW Jay St. #81704 Beaverton, Oregon 97006-6018	97006-6018
(Address of principal executive offices)	(Zip Code)

(855) 222-1114
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $39,357 based upon the price of our common stock as sold by us pursuant to our registration statement on Form S-1, which was $0.25 per share. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 875,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2014, there were 1,032,428 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development of sports nutritional supplements;
•	risks related to our ability to continue to fund research and development costs;
•	risks related to conducting business internationally;
•	risks related to our ability to successfully develop our commercial products,
•	risks related to tax assessments; and
•	other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "Lollipop," and “Issuer” mean Lollipop Corporation unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

Lollipop Corporation (“LPC”) was incorporated under the laws of the state of Delaware on November 17, 2011, and established a fiscal year end of December 31. The objective of this corporation is to distribute sports nutritional supplements, especially in ring form capable of being worn during exercise, being distributed initially in Israel.

Executive Summary

Our Company believes that the search for a healthier life is linked directly to an active lifestyle and to improvements in our eating habits and how we choose to supplement our diet. This seems to be a concern in the minds of many individuals who are also trying to live an active healthy life style, including those participating in sporting events such as triathlons and marathons. LPC believes that the concept behind our sports nutritional supplements is aligned with healthy lifestyle concerns as we assist athletes whilst in the midst of their exercise or competition.

The market for sports nutritional supplements has been growing year over year, and is a flourishing market. For example, in the United States, research released in 2008 revealed that consumers are increasingly incorporating sports nutritional supplements into their lifestyles. We intend to create a fully functional website (www.lollipopsports.com) with updates as to health events to occur in Israel and in other territories as a way to attract individuals who also will choose to purchase our sports nutritional supplements. We have secured the web domain and the current website is a template of what we expect to further develop. The website is still under construction.

Therefore we expect to generate revenue by selling our sports nutritional supplements:

●	at local sporting events;
●	through health stores, candy sports, kiosks; athletic equipment stores, shoe stores;
●	and through our website.

We believe that Lollipop Corporation will also attract individuals who are seeking nutrients during the course of their exercise and athletes who need a help to be on track for their special nutritional and dietary requirements.

We do not plan to manufacture out sports nutritional supplements directly, but rather to have as yet unidentified third party suppliers from the Far-East and local partners at the point of distribution to deliver directly to our customers. We plan on establishing a commission based policy for each supplier/partner. We expect that our suppliers will be able to deliver the sports nutritional products to our clients using their existing structure. If one or all of our suppliers can’t provide delivery service, we would have to hire a third party delivery company and, in this case, we would charge a delivery fee to our clients. In order to keep the delivery cost down, we intend to seek for several clients who live in the same area, so, more deliveries would be made at each time.

Initially we intend to hire a freelance athlete and a known sports internet site to hand out free samples of our sports nutritional supplements at sporting events held in public locations. Initially, we intended to pay the athlete mostly through the free use of our product, uniform and payment when he or she appears at tournaments or other events at which we have a sales booth or promotional activities. We intend to do this at major soccer, basketball and other sporting events, running events and other public sports events, including in the large metropolitan areas of Tel-Aviv and Haifa. We expect to also achieve some free “editorial” media coverage as these matches and the crowd is often covered by the evening news. We do not anticipate targeting high profile athletes.

Distribution to Stores

We plan to hire a yet undetermined distribution company to be responsible for distributing this product to retail chains. Our President will make the introduction into the retail chains by calling on the buyers of these establishments. All distribution and collection of monies will be done by the distributors we plan to hire in the future. Our product will have an additional 15% fee added on to it in order to cover the costs of the distributor. We intend to establish a direct sales channel with Eden Teva Markets which is a chain of health food stores in addition to the major food chain stores such as Supersol, Blue Square, and others. At the time of this Registration Statement, however, we have conducted no discussions or negotiations present with any potential retail distributor. We intend to offer them to sell our sports nutritional supplements and place the product on their shelves. Here too we intend to have students handing out tasters to passing customers, thereby explaining the benefits of what we are selling.

Market Analysis

It is our belief that the sports nutrition industry has reached a stage where the focus needs to be on acquiring new consumers while retaining existing ones. With new sports nutritional products and variants being launched frequently, brands are fighting for both shelf space and consumer attention. The wide range of choices in terms of flavor, form, size, and price is encouraging consumers to shift from product to product, trying out tastes and other benefits. As a result, most participants in the sports/fitness nutrition industry - with the exception of the top ten companies, which have strong product profiles - find themselves struggling to retain customer loyalty. Developing stronger brands with distinct identities and clear-cut positioning holds the key to overcome this challenge.

Better Taste Profile Increases Product Appeal for Mainstream Consumers

"In the last three years, the single most important factor driving the growth of the sports nutrition industry has been taste," says analyst of sports nutrition market. With an increasing number of mainstream consumers adopting sports nutritional products as a means of healthy living, the taste factor will remain important for some more time to come.

Our management understands that functional benefits alone are not enough - the reason most sports nutrition products fail to attract mainstream consumers is their weak taste profile. Focused R&D efforts on this area, has resulted in an explosion of flavors - each product category from top manufacturers has at least three to four flavor variants. As the market tries to draw more mainstream consumers, the importance of taste and texture profiles is expected to increase further. We believe that a sports nutrition supplement in the form of a lollipop or other easily ingestible “candy” form (collectively referred to as a “sports nutritional supplement”) while taking part in an athletic activity will add flavor to such participation.

Ever Increasing Awareness Levels Draw Health Conscious People Towards Sports Nutrition

One of the key factors influencing the demand for sports nutrition products is the awareness level of the potential consumer, which is usually bolstered by books, magazines, and other media. Increasing health consciousness and focus on issues such as obesity-related deaths and the adverse effects of eating wrong foods is steering people toward healthy lifestyles. The average consumer now feels that regular diets do not provide them with all the essential nutrients they need - something sports nutrition products can do. Accordingly, manufacturers are also promoting sports nutrition products as health foods, which have an effect on physical appearance as well as performance.

Management feels that there is a large potential growth in the development of online sales of sports nutritional supplements, particularly those which can be consumed during activity manufactured with key vitamins. Lollipop Corporation intends to penetrate this market using a strategy of attracting customers to buy its sports nutritional supplements by explaining the health and athletic benefits of an sports nutritional supplement. We have no arrangements in place with any of the companies identified as sports nutritional supplement suppliers.

Description of our Product

Our business will be based on the development of the website www.lollipopsports.com, from which we expect to attract customers who are interested in purchasing sports nutritional supplements which will be available in ring and sucking candy form for consumption, during or after their training or participation in sporting events.

Competitive Advantages

Currently, we are not offering any services or selling any product in our website as we are still in the development stage of our company. Our main competitor is a local Israeli based company, On Target Sports founded in 2005 that has focused on importing and marketing specialty equipment/gear and nutrition for endurance athletes, in order to help them reach their goal. Their wholesale chain covers the entire country with over 100 stores: Bike, professional running, triathlon, fitness clubs, health and nutrition. In addition to traditional stores, their distribution network includes kiosks and booths at major sports events year round, in order to showcase its sports nutritional products and to meet its customers' needs. We intend to sell our sports nutritional products in these markets and believe that our main advantage will be our ability to cooperate with other food distributors and work within their networks as an additional source of endurance products. We expect to have a significant distinction from our competition due to our business model, where we plan to offer different sports nutritional products from those available on our competitors’ websites such as:

●	Forums for the users of our product that are open to all endurance athletes and not driven by specific teams or clubs;
●	Updates as to which events will be sponsored by us as well as tips for such event;
●	Comparisons among different sports nutritional products even if these products are distributed by competitors.

Marketing

Since we are initially targeting the market segment to ages 18 to 50, we believe that in addition to advertising at triathlon, running and other sports events, the internet will play an important marketing vehicle to get Lollipop Corporation known. Bearing this in mind, our plan consists of:

Facebook (www.facebook.com): by creating a profile for Lollipop Corporation, we expect to join a community interested in sports nutritional supplements and products. In this way, we can make our business known and attract more potential users to our services.

Twitter (www.twitter.com): by posting information about sports nutritional supplements and products and our product benefits while exercising or training, we intend to promote our business and attract more users to our website. Also, by encouraging our users to post opinions and suggestions about our sports nutritional supplement we expect to raise interest to our business.

Also we plan to advertise on the website products and services related to weekend sports events and to participate in expositions and forums.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark protection and/or copyright protection in Israel and other jurisdictions. We intend to aggressively assert our rights trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. However, we still need to verify certifications and possible government approvals needed to execute our business. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees and Employment Agreements

As the date of this prospectus, LPC has no paid staff. Mr. Fromer is the President, CEO and Chairman of the Company. Mr. Fromer is employed elsewhere and has the flexibility to work on LPC up to 15 hours per week. He is prepared to devote more time to our operations as may be required. He is not being paid at present.

Ms. Dahan-Asulin is the Secretary of the Company. Ms. Dahan-Asulin is employed elsewhere and has the flexibility to work on LPC up to 15 hours per week. She is prepared to devote more time to our operations as may be required. She is not being paid at present.

There are no employment agreements in existence. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Management does not plan to hire additional employees at this time. Our Officers and Directors will be responsible for the initial servicing. When the Company raises enough funds and resumes the work on its current Internet website template (www.lollipopsports.com), it will hire an independent consultant for the further development and finalization of the site. The Company also intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K and the risk factors set forth in our Registration Statement that went effective on April 10, 2013, stockholders or prospective investors should carefully consider the following risk factors:

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES

A market for our common stock may never develop. We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board however, our shares may never be traded on the bulletin board, or, if traded, a public market may not materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION REGARDING OUR COMPANY, THERE IS A RISK ASSOCIATED WITH INVESTING IN OUR BUSINESS

Our auditors have issued a going concern opinion regarding our Company, as we do not have material assets, nor do we have operations or a source of revenue sufficient to cover our operation costs. The Company has a net operating loss accumulated since inception (November 17, 2011) through December 31, 2013. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business operations, or merge with an operating company.

There is no assurance that the Company will be successful in either situation in order to continue as a going concern. The Officers and Directors have not committed to advancing certain operating costs of the Company.

The ability of the Company to continue is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

THE COMPANY’S MANAGEMENT COULD ISSUE ADDITIONAL SHARES, SINCE THE COMPANY HAS 180,000,000 AUTHORIZED SHARES, DILLUTING THE CURRENT SHARE HOLDERS’ EQUITY

The company has 180,000,000 authorized shares, of which only 1,032,428 are currently issued and outstanding. The company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

IN THE EVENT THAT OUR SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERLY AFFECT THE PRICE AND LIQUIDITY OF OUR SHARES

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

SINCE OUR OFFICERS AND DIRECTORS CURRENTLY OWN 84% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT THEIR DECISIONS ARE CONTRARY TO THEIR INTERESTS

Our Officers and Directors, own 84% of the outstanding shares. Accordingly, they will have full control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any merger, consolidation or sale of substantially all of our assets, the interests of our officers and directors may still differ from the interests of the other stockholders.

Accordingly, no person should purchase our shares unless willing to entrust all aspects of management to the Officers and Directors, or their successors. Potential purchasers of our shares must carefully evaluate the personal experience and business abilities of our management.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORSEEABLE FUTURE AND AS SUCH OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR INVESTMENT UNLESS THEY SELL THEIR SHARES OF COMMON STOCK

We do not anticipate paying dividends on our common stock in the near future, but plan rather to retain earnings, if any, for growth and expansion of our business. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

SINCE WE ARE A NEW COMPANY AND LACK AN OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OF YOUR INVESTMENT

We are a development stage company formed recently to carry out the activities described in this prospectus and thus has only a limited operating history upon which an evaluation of its prospects can be made. We were incorporated on November 17, 2011 and to date we have been involved primarily in the creation of our business plan and we have transacted no business operations. Thus, there is no internal or industry-based historical financial data upon which to estimate the company’s planned operating expenses.

The company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of market factors, including, among others, the dominance of other companies offering similar sports nutritional products, the entry of new competitors into the sports nutritional supplements, our ability to attract, retain and motivate qualified personnel, the initiation, renewal or expiration of our customer base, pricing changes by the company or its competitors, specific economic conditions in the nutritional sports market and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, OUR MARKETING CAMPAIGN AND SALES STRATEGY MAY NOT BE ENOUGH TO ATTRACT SUFFICIENT CLIENTS AND PARTNERS TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS

Due to the fact we are small and do not have much capital, we must limit our marketing and sales activities and may not be able to make our portfolio of sports nutritional products known to potential customers and partners. Because we will be limiting our marketing and sales activities, we may not be able to attract enough customers and partners to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

AS THE COMPANY’S OFFICERS AND DIRECTORS HAVE OTHER OUTSIDE BUSINESS ACTIVITIES, THEY MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF THEIR TIME TO THE COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR BUSINESS FAILURE

Mr. Yisrael Meir Fromer is our President and is a director. Ms. Malka Dahan-Asulin is our Secretary and is a Director. Both Mr. Fromer and Ms. Dahan-Asulin have other business interests and each currently devotes approximately 10-15 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to either Mr. Fromer or Ms. Dahan-Asulin, which may result in periodic interruptions or suspensions of our business plan. If the demands of the Company’s business require the full business time of our Officers and Directors, they are prepared to adjust their timetables to devote more time to the Company’s business. However, they may not be able to devote sufficient time to the management of the Company’s business, which may result in periodic interruptions in implementing the Company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS

The Company is entirely dependent on the efforts of its Officers and Directors. The departure of one or both or the loss of any other key personnel in the future could have a material adverse effect on the business. There is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its Officers and Directors.

IT MAY BE IMPOSSIBLE TO HIRE ADDITIONAL EXPERIENCED PROFESSIONALS, IF NECESSARY, AND WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS

Since our management does not have prior experience in the selling of sports nutritional products for the sports nutritional market, we may need to hire additional experienced personnel to assist us with the operations. If we need the additional experienced personnel and we cannot hire them, we could fail in our plan of operations and have to suspend operations or cease them entirely.

Moreover, as planned, we anticipate the need of contracting nutritionists to help us in the development of sports nutritional supplements and information concerning the distribution of such sports nutritional products, as our Officers and Directors have limited experience in this field. If we do not succeed in finding, contracting or retaining skilled nutritionists and sports enthusiasts, an important part of our business will be affected, which may lead to the suspension of our operation or the cession of it completely.

SINCE OUR OFFICERS AND DIRECTORS RESIDE IN ISRAEL, THE COMPANY MAY FACE SOME DIFFICULTIES DEVELOPING ITS IMPORTING BUSINESS

Since our management’s residence is in the city of Jerusalem, in Israel, their ability to develop relationships with foreign manufactures of sports nutritional products is limited. Due to this fact, all the contact with our possible suppliers and partners will not be in person and that can negatively affect the results of a partnership or business negotiation. If we cannot establish the proper relationship with our possible suppliers and partners, our business will fail, resulting in the total loss of our shareholders investments.

WE MAY NOT BE ABLE TO FIND SUITABLE SUPPLIERS AND CLOSE PARTNERSHIPS REQUIRED FOR OUR BUSINESS TO WORK.

An important part of our business concept and of revenue generation will rely on our ability to select and retain sports nutritional supplement suppliers. If we are unable to find suitable suppliers and we do not have the ability to have profitable partnerships with them, our operation would be affected. Therefore, our operation, revenue and financial success could be severely affected, resulting in the suspension of our operation or the cession of it completely.

BECAUSE OUR MANAGEMENT IS INEXPERIENCED IN OPERATING A SPORTS NUTRITION DISTRIBUTION NETWORK, OUR BUSINESS PLAN MAY FAIL

Our management does not have any specific training in running a business for distributing and for selling sports nutritional products. With no direct training or experience in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

THE COMPANY CURRENTLY HAS NO SPORTS NUTRITIONAL PRODUCTS. WHEN WE DO HAVE SPORTS NUTRITIONAL PRODUCTS OUR NAME WILL HAVE LITTLE, IF ANY, NAME RECOGNITION. AS A RESULT, WE MAY BE UNABLE TO GENERATE REVENUES, WHICH WILL REDUCE THE VALUE OF YOUR INVESTMENT

Because we are a new company with no sports nutritional products and we have not conducted advertising, there is little or no recognition of our name. As a result, consumers may search for sports nutritional products other than ours that have brand recognition in the market and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of your investment.

OUR OFFICERS AND DIRECTORS, ARE LOCATED IN ISRAEL. ANY ATTEMPT TO ENFORCE LIABILITIES UPON THEM UNDER THE U.S. SECURITIES AND BANKRUPTCY LAWS MAY BE DIFFICULT.

Since our Officers and Directors, are located in Israel, any attempt to enforce liabilities upon such individual under the U.S. securities and bankruptcy laws may be difficult.

In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

●	the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;
●	the judgment may no longer be appealed;
●
the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and;

●	the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:

●	the judgment was obtained by fraud;
●	There is a finding of lack of due process;
●	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
●	the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or
●	the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

In general, an obligation imposed by the judgment of a United States court is enforceable according to the rules relating to the enforceability of judgments in Israel, and a United States court is considered competent to render judgments according to the laws of private international law in Israel.

Furthermore, Israeli courts may not adjudicate a claim based on a violation of U.S. securities laws if the court determines that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Since our Directors and Officers do not reside in the United States it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons, and, as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our Directors or Officers in United States courts. Thus, investing in us may pose a greater risk because should any situation arise in the future in which you have a cause of action against these persons or us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons or us.

Risk Factors Related to the JOBS Act

WE ARE AN ‘EMERGING GROWTH CONMPANY” AND WE INTENED TO TAKE ADVANTAGE OF REDUCED DISCLOSURE AND GOVERNANCE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES, WHICH COULD RESULT IN OUR STOCK BEING LESS ATTRACTIVE TO INVESTORS.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years.

THE COMPANY’S ELECTION TO TAKE ADVANTAGE OF THE JOBS ACT’S EXTENDED ACCOUNTING TRANSITION PERIOD MAY NOT MAKE ITS FINANCIAL STATEMENTS EASILY COMPARABLE TO OTHER COMPANIES

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to take advantage of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected take advantage of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

THE JOBS ACT WILL ALSO ALLOW THE COMPANY TO POSTPONE THE DATE BY WHICH IT MUST COMPLY WITH CERTAIN LAWS AND REGULATIONS INTENDED TO PROTECT INVESTORS AND REDUCE THE AMOUNT OF INFORMATION PROVIDED IN REPORTS FILED WITH THE SEC

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

—
be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting.

—
be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

—
be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

—
be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements

The Company currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company.”

ITEM 2. PROPERTIES

Our Principal Executive Offices

We have a mailing address at 15500 SW Jay St. #81704 Beaverton, Oregon 97006-6018, our telephone is 855 222-1114. Except for the mail address and the use of a room at the premises of our President located at 7 Kaufman Street, Jerusalem, Israel for our operations in Israel, the Company does not own or rent any property. We expect that once our business is able to expand and we have the financial resources then we will seek additional rental locations for our operations, including in Israel.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common equity; however, we are currently engaging a market maker to file an application with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the OTC Bulletin Board.

Holders of our Common Shares

As of February 19, 2014, there were 42 registered stockholders holding 1,032,428 common shares issued and outstanding.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the fiscal year ended December 31, 2013, we sold 157,428 shares pursuant to our Registration statement.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2013, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

From inception through December 31, 2013, our business operations have primarily been focused on developing our business and researching the market. Through December 31, 2013, we have spent $26,431 related to corporate operations, registration of our shares and ordinary business expenses. We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our directors and officers and sales pursuant to our public offering.

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

As of the date of this periodic report, we have not yet fully implemented our business plan. We expect to continue to conduct required legal and regulatory research and create a detailed market plan in the 1st quarter of 2014. We also expect to finalize our web-site by the 2nd Quarter of 2014.

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

Results of Operations

For the twelve month period ended December 31, 2013, we had no revenue. Expenses for the period totaled $26,431 resulting in a net loss of $26,431 for the period. For the twelve months period ending December 31, 2012 we had no revenue and operating expenses of $42. Since inception (November 17, 2011) through December 31, 2013 we have had no revenue and total expenses of $26,473.

The expenses for the twelve month period ending December 31, 2013 are mostly associated with professional fees, start-up costs and filing fees.

Capital Resources and Liquidity

As of December 31, 2013 we had total assets in the form of cash and cash equivalents in the amount of $29,113 and current liabilities in the amount of $2,229.

Our auditors have issued an explanatory note on our ability to continue as a going concern, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from our intended offering and implemented our plan of operations. Our only source for cash at this time is investments by others in our effective registration statement. We must raise additional cash to implement our strategy and stay in business. In the event of the failure to complete our financing we would need to seek capital from other resources such as debt financing, which may not even be available to us.

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

The sports nutritional supplements to be sold shall be provided by our suppliers and partners. Our company believes that, due to the fact that we have not implemented our business plan and have not generated any revenues yet, it is important to keep the focus on our business plan before starting researching for new products and services, depending on the results of our plan of operation We also do not expect any significant additions to the number of employees, as the company intends to hire third party consultants when necessary.

The Company’s Officers and Directors, Yisrael Meir Fromer and our Secretary Malka Dahan-Asulin have indicated at this time that they may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LOLLIPOP CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

CONTENTS:

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2013 and 2012	F-3

Statement of Operations for the fiscal years ended December 31, 2013 and 2012, and for the period from November 17, 2011 (date of inception) to December 31, 2013	F-4

Statements of Stockholder's Equity for the period from November 17, 2011 (date of inception) to December 31, 2013	F-5

Statement of Cash Flows for the fiscal years ended December 31, 2013 and 2012, and for the period from November 17, 2011 (date of inception) to December 31, 2013	F-6

Notes to the Financial Statements	F-7

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lollipop Corporation

We have audited the accompanying balance sheets of Lollipop Corporation (“the Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and for the period from inception (November 17, 2011) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lollipop Corporation as of December 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As of December 31, 2013, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)
www.wcpa.co.il
Jerusalem, Israel
February 16, 2014

LOLLIPOP CORPORATION
(A Development Stage Company)

BALANCE SHEETS
as of

	December 31, 2013	December 31, 2012
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	29,113	13,983

TOTAL ASSETS	29,113	13,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	1,804	-
Short-term borrowings from related party	425	25

Total Liabilities	2,229	25

Stockholders’ Equity
Common stock, $0.0001 par value; 180,000,000 shares authorized; 1,032,428 shares issued and outstanding at December 31, 2013 and 875,000 at December 31, 2012	104	88
Additional paid-in capital	53,253	13,912
Accumulated deficit during development stage	(26,473)	(42)

Total Stockholders’ Equity	26,884	13,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	29,113	13,983

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the years ended		From November 17, 2011 (Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
	$	$	$

Revenue	-	-	-

Operating expenses:

General and administrative:
Filing fees	3,095	-	3,095
Franchise tax	989	-	989
Other costs	478	42	520
Professional fees
Auditors fees	9,000	-	9,000
Escrow fees	1,500	-	1,500
Legal fees	5,000	-	5,000
Setup costs	6,369	-	6,369

Total operating expenses	(26,431)	(42)	(26,473)

Net loss	(26,431)	(42)	(26,473)

Loss per share - basic and diluted:

Loss per share of common stock	(0.03)	-

Weighted average number of common shares outstanding	928,496	875,000

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period of NOVEMBER 17, 2011 (INCEPTION) to DECEMBER 31, 2013

	Common Stock		Additional Paid In	Accumulated Deficit During Development	Stock Subscription	Total Stockholders’
	Shares	Amount	Capital	Stage	Receivable	Equity
		$	$	$	$	$

Inception (November 17, 2011)	-	-	-	-		-

Common stock issued at $0.016 each for stock subscription receivable	875,000	88	13,912	-	(14,000)	-

Loss for the period	-	-	-	-	-	-

Balance at December 31, 2011	875,000	88	13,912	-	(14,000)	-

Repayment of stock subscription receivable	-	-	-	-	14,000	14,000

Loss for the year	-	-	-	(42)	-	(42)

Balance at December 31, 2012	875,000	88	13,912	(42)	-	13,958

Common stock issued at $0.25 each for cash	157,428	16	39,341	-	-	39,357

Loss for the year	-	-	-	(26,431)	-	(26,431)

Balance at December 31, 2013	1,032,428	104	53,253	(26,473)	-	26,884

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
 (A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the years ended		Inception (November 17, 2011) through
	December 31, 2013	December 31, 2012	December 31, 2013
	$	$	$
Cash Flows from Operating Activities

Net loss	(26,431)	(42)	(26,473)

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,804	-	1,804

Net cash used in operating activities	(24,627)	(42)	(24,669)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	39,357	14,000	53,357
Proceeds from short-term borrowings	400	25	425
Net cash provided by financing activities	39,757	14,025	53,782

Movement in cash and cash equivalents	15,130	13,983	29,113

Cash and cash equivalents at beginning of the period	13,983	-	-

Cash and cash equivalents at end of the period	29,113	13,983	29,113

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

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not established a source of revenue sufficient to cover operating costs. As of December 31, 2013, the Company has a loss from operations of $26,431 an accumulated deficit of $26,473 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Intellectual Properties
The Company has adopted the provisions of ASC 350-50, Website Development Costs. All costs incurred during the planning phase of a website are expensed as research and development.

Costs incurred in the development stage, including the purchase of a domain name, are capitalized and reviewed annually for impairment.

Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its website as incurred.

Once the website is available for use, the asset will be amortized over its useful life on a straight line basis, estimated to be 3 years, and is tested for impairment annually.

Accounts payable and accrued expenses
Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at December 31, 2013, the Company had no potentially dilutive shares.

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

NOTE 3 – SHORT-TERM BORROWINGS FROM RELATED PARTY

	December 31,	December 31,
	2013	2012
	$	$
Balance sheets:

Loan from related party	425	25

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S EQUITY

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

NOTE 5 – INCOME TAXES

The (benefit)/provision for income taxes for the years ended December 31, 2013 and 2012, was as follows (assuming a 15% effective tax rate):

	December 31,	December 31,
	2013	2012
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	3,965	6
Change in valuation allowance	(3,965)	(6)
Total deferred tax provision	-	-

The Corporation had deferred income tax assets as of December 31, 2013 and 2012, as follows:

Loss carry forwards	3,971	6
Less - Valuation allowance	(3,971)	(6)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2013, the Company had approximately $26,473 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 - FAIR VALUE MEASUREMENTS

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

The Company has various financial instruments that must be measured under the new fair value standard including: cash in bank. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

- Level 1:	Quoted prices in active markets for identical instruments;
- Level 2:	Other significant observable inputs (including quoted prices in active markets for similar instruments);
- Level 3:	Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	29,113	-	-	29,113
Total financial assets carried at fair value	29,113	-	-	29,113

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	13,983	-	-	13,983
Total financial assets carried at fair value	13,983	-	-	13,983

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

Mr. Yisrael Fromer	Director and greater than 10% stockholder
Ms. Malka Dahan-Asulin	Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	December 31,	December 31,
	2013	2012
	$	$
Balance sheets:

Short-term borrowings - Director	425	25

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 8 – RECENT ACCOUNTING STANDARD UPDATES

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position(s)

Yisrael Meir Fromer	33	President, Treasurer, Chief Financial Officer,
		Chief Executive Officer and Chairman of Board
Malka Dahan-Auslin	33	Secretary and member of the Board of Directors

The person named above has held his or her offices/positions since December 5, 2011 and is expected to hold his or her offices/positions at least until the next annual meeting of our stockholders.

Yisrael Meir Fromer:

Since 2010 to present Mr. Fromer has been employed at Access Credit Ltd., a foreign exchange company. His responsibilities include financial management, purchasing and selling of foreign currencies, and daily management of the facility. From 2001-2009 Mr. Fromer managed a youth organization for underprivileged children. His responsibilities included managing several facilities where underprivileged youth would arrive after school to do homework, sports, receive support and eat hot meals. While there he managed budget, logistics, oversight of mentors and planning for the daily/weekly activities.

Malka Dahan-Fromer:

Mrs. Dahan has worked as a teacher since 2007. Since 2010 to present she has focused on her hobby, music, and has headed up the schools music department. As part of her teaching career Mrs. Dahan has been responsible for educating classes six through eighth grade, although early in her teaching career he pupils were four to six year old children. Mrs. Dahan has completed studies with Dr. Miriam Ahdhan and she completed her studies at the Old Seminar of Bet-Jacob.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors, or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Shalom is uniquely suited to fulfill both positions of responsibility because he possesses management experience, technical experience, and financial experience.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11. EXECUTIVE COMPENSATION

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2013. From inception through December 31, 2013, we have not paid any compensation to our officers.

As of December 31, 2013, we had no employment agreements with any of our executive officers or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no current arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2013, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of February 19, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The percentages below are calculated based on 1,032,428 shares of our common stock issued and outstanding as of February 19, 2014. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Ownership	Percentage of Ownership Assuming all of the Shares are Sold

Common Stock	Yisrael Meir Fromer	675,000	65%

Common Stock	Malka Dahan-Auslin	200,000	19%

	All Officers and Directors as a Group (2 persons)	875,000	84%
_______________
(¹)	Based on 1,032,428 shares of our common stock outstanding.
(²)	The address for both of our officers is 7 Kaufman Street Jerusalem Israel.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;
•	any proposed Director of officer of our Company;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or
•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On December 7, 2011, we issued a total of 875,000 shares of common stock to Mr. Yisrael Meir Fromer and Ms. Malka Dahan-Auslin, our Officers and Directors, for total cash consideration of $14,000. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. Yisrael Meir Fromer and Ms. Malka Dahan-Auslin, who are non-U.S. citizens, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Our officers and Directors may be considered promoters of the Registrant due to their participation in and management of the business since its incorporation.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that either of our directors currently meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

December 31, 2013(1)

Audit Fees	$4,500
Audit Related Fees	$4,500
Tax Fees	500
All Other Fees	$1,500

Notes:

(1)	For the year ended December 31, 2013, principal accountants of the Company were Dov Weinstein & Co. C.P.A. (Isr).

Since incorporation and as of the fiscal year ended December 31, 2013, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Yisrael Meir Fromer

32*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Yisrael Meir Fromer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOLLIPOP CORPORATION (Registrant)

By:	/s/ Yisrael Meir Fromer
Name:	Yisrael Meir Fromer
Title:	President, Chief Executive and Financial Officer (Principal Executive and Financial Officer), Treasurer and Director

Dated: February 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Yisrael Meir Fromer	By:	/s/ Malka Dahan-Auslin
Name:	Yisrael Meir Fromer	Name:	Malka Dahan-Auslin
Title:	President, Chief Executive and Treasurer (Principal Executive and Financial Officer), and Director	Title:	Secretary and Director

Dated: February 19, 2014