Form 10-Q
period 2014-03-31
Lollipop Corp
filed 2014-05-13
CIK 1565383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 31, 2014, there were 1,032,428 shares of the Registrant's common stock issued and outstanding.

LOLLIPOP CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)

For the three month period ended MARCH 31, 2014

CONTENTS:

Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	F-2

Statements of Operations for the three months ended March 31, 2014 and 2013 and for the cumulative period from November 17, 2011 (date of inception) to March 31, 2014 (unaudited)	F-3

Statements of Stockholder's Equity for the period from November 17, 2011 (date of inception) to March 31, 2014 (unaudited)	F-4

Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and for the cumulative period from November 17, 2011 (date of inception) to March 31, 2014 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

LOLLIPOP CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	24,956	29,113

TOTAL ASSETS	24,956	29,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	17,350	1,804
Loan from related party	425	425

Total Liabilities	17,775	2,229

Stockholders’ Equity
Common stock, $0.0001 par value; 180,000,000 shares authorized; 1,032,428 shares issued and outstanding at March 31, 2014 and December 31, 2013	104	104
Additional paid-in capital	53,253	53,253
Deficit accumulated during development stage	(46,176)	(26,473)

Total Stockholders’ Equity	7,181	26,884

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	24,956	29,113

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Cumulative from November 17, 2011 (Inception) to March 31,
	2014	2013	2014
	$	$	$

Revenue	-	-	-

Operating expenses:
General and administrative:-
Filing fees	763	556	3,858
Franchise taxes	1,364	-	2,353
Other costs	28	121	548
Professional fees:-
- Accounting fees	550	-	550
- Auditor’s fees	4,500	4,500	13,500
- Escrow fees	-	-	1,500
- Legal fees	-	5,000	5,000
- Setup costs	12,498	154	18,867

Total operating expenses	(19,703)	(10,331)	(46,176)

Net loss	(19,703)	(10,331)	(46,176)

Loss per share - basic and diluted:

Loss per share attributable to common stockholders	(0.02)	(0.01)

Weighted average number of common shares outstanding	1,032,428	875,000

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period of NOVEMBER 17, 2011 (INCEPTION) to MARCH 31, 2014
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Stock Subscription	Total Stockholders’
	Shares	Amount	Capital	Stage	Receivable	Equity
		$	$	$	$	$

Inception (November 17, 2011)	-	-	-	-	-	-

Common stock issued for cash at $0.016 per share	875,000	88	13,912	-	(14,000)	-

Loss for the period	-	-	-	-	-	-

Balance at December 31, 2011	875,000	88	13,912	-	(14,000)	-

Repayment of stock subscription receivable	-	-	-	-	14,000	14,000

Loss for the year	-	-	-	(42)	-	(42)

Balance at December 31, 2012	875,000	88	13,912	(42)	-	13,958

Common stock issued for cash at $0.25 per share	157,428	16	39,341	-	-	39,357

Loss for the year	-	-	-	(26,431)	-	(26,431)

Balance at December 31, 2013	1,032,428	104	53,253	(26,473)	-	26,884

Loss for the period	-	-	-	(19,703)	-	(19,703)

Balance at March 31, 2014	1,032,428	104	53,253	(46,176)	-	7,181

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		Cumulative from November 17, 2011 (Inception) to March 31,
	2014	2013	2014
	$	$	$
Cash Flows from Operating Activities

Net loss	(19,703)	(10,331)	(46,176)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	15,546	139	17,350

Net cash used in operating activities	(4,157)	(10,192)	(28,826)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	53,357
Proceeds from related party loan	-	-	425
Net cash provided by financing activities	-	-	53,782

(Decrease)/Increase in cash and cash equivalents	(4,157)	(10,192)	24,956

Cash and cash equivalents at beginning of the period	29,113	13,983	-

Cash and cash equivalents at end of the period	24,956	3,791	24,956

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2014, and the results of its operations and its cash flows for the periods ended March 31, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2014, the Company has a loss from operations of $19,703 an accumulated deficit of $46,176 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at March 31, 2014, the Company had no potentially dilutive shares.

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

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended March 31, 2014 and 2013 were as follows (assuming a 15% effective tax rate):

	March 31,	March 31,
	2014	2013
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	2,955	1,550
Change in valuation allowance	(2,955)	1,550
Total deferred tax provision	-	-

The Company had deferred income tax assets as of March 31, 2014 and December 31, 2013 as follows:
	March 31,	December 31,
	2014	2013
	$	$

Loss carry forwards	6,926	3,971
Less - Valuation allowance	(6,962)	(3,971)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended March 31, 2014 and December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2014, the Company had approximately $46,176 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 5 - FAIR VALUE MEASUREMENTS

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

The Company has various financial instruments that must be measured under the new fair value standard including: cash in bank. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

- Level 1:	Quoted prices in active markets for identical instruments;
- Level 2:	Other significant observable inputs (including quoted prices in active markets for similar instruments);
- Level 3:	Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

	Fair Value at March 31, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	24,956	-	-	24,956
Total financial assets carried at fair value	24,956	-	-	24,956

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	29,113	-	-	29,113
Total financial assets carried at fair value	29,113	-	-	29,113

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Yisrael Meir Fromer	- Director and greater than 10% stockholder
Malka Dahan-Asulin	- Director and greater than 10% stockholder

	March 31,	December 31,
	2014	2013
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party	425	425

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

From inception through March 31, 2014, our business operations have primarily been focused on developing our business and researching the market. Through March 31, 2014, we have spent $46,176 related to corporate operations, registration of our shares and ordinary business expenses. We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our directors and officers.

On December 7, 2011, the Corporation issued 875,000 shares of common stock to the two directors of the Corporation at a price of $0.016 per share, for $14,000, for initial capital (stock subscription receivable). The proceeds from this stock issuance were received on November 14, 2012.

On March 3, 2013, the Corporation issued 157,428 registered shares of our common stock according to our effective registration statement at a price of $0.25 per share, for $39,357.

As of the date of this periodic report, we have not yet fully implemented our business plan. We expect to continue to conduct required legal and regulatory research during the first six months of 2014, and create a detailed market plan in the 2nd quarter of 2014. We also expect to finalize our web-site by the 2nd Quarter of 2014.

We expect to generate revenue from the sale of our sports nutritional supplements. To be successful, our company needs to accomplish the steps described above, in order to have a better understanding of the Market and then establish our Marketing strategies. Our company believes that the success of our business relies on the proper execution of the above described plan of operation.

We do not plan to manufacture our product but rather to have as yet unidentified third party suppliers/partners provide us with the sports nutritional supplements under our trade name (or corporate name) and according to our business model. We expected that our product shall be sourced from multiple suppliers/partners, which would allow us to possibly always have a supplier nearby our clients, resulting in faster delivery and fresher ingredients. We plan on establishing a commissioning policy for each supplier/partner. We expect that our suppliers will be able to deliver the products to our clients using their existing structure. If one or all of our suppliers can’t provide delivery service, we would have to hire a third party delivery company and, in this case, we would charge a delivery fee to our clients. In order to keep the delivery cost down, we intend to seek for several clients who live in the same area, so, more deliveries would be made at each time.

Results of Operations

For the three month period ended March 31, 2014, we had no revenue. Expenses for the period totaled $19,703 resulting in a net loss of $19,703. Since inception (November 17, 2011) through March 31, 2014 we have had no revenue and total expenses of $46,176.

The expenses for the three month period ended March 31, 2014 are mainly associated with professional services.

Capital Resources and Liquidity

As of March 31, 2014 we had total assets in the form of cash and cash equivalents in the amount of $24,956 and current liabilities in the amount of $17,775.

Our auditors have issued an explanatory note regarding our ability to continue as a going, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from our intended offering and implemented our plan of operations. Our only source for cash at this time is investments by others in our effective registration statement. We must raise additional cash to implement our strategy and stay in business. In the event of the failure to complete our financing we would need to seek capital from other resources such as debt financing, which may not even be available to us.

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

Refer to Note 1 to the Financial Statements entitled “Summary of Significant Accounting Policies” included in this interim Report for a discussion of accounting policies utilized by the Company.

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

As of March 31, 2014, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits.

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

LOLLIPOP CORPORATION

Dated: May 12, 2014	By:	/s/ Yisrael Meir Fromer
Yisrael Meir Fromer
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)