Form 10-Q
period 2014-06-30
Lollipop Corp
filed 2014-07-09
CIK 1565383

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 30, 2014, there were 1,032,428 shares of the Registrant's common stock issued and outstanding.

LOLLIPOP CORPORATION
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
(unaudited)
for the six month period ended JUNE 30, 2014

CONTENTS:

Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	F-2

Statements of Operations for the three and six months ended June 30, 2014 and 2013 and for the cumulative period from November 17, 2011 (date of inception) to June 30, 2014 (unaudited)	F-3

Statements of Stockholder's Equity for the period from November 17, 2011 (date of inception) to June 30, 2014 (unaudited)	F-4

Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and for the cumulative period from November 17, 2011 (date of inception) to June 30, 2014 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

LOLLIPOP CORPORATION
(A Development Stage Company)
BALANCE SHEETS
in U.S. Dollars

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	4,023	29,113
Prepaid expenses	765	-

TOTAL ASSETS	4,788	29,113

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	2,640	1,804
Loan from related party	425	425

Total Liabilities	3,065	2,229

Stockholders’ Equity
Common stock, $0.0001 par value; 180,000,000 shares authorized; 1,032,428 shares issued and outstanding at June 30, 2014 and December 31, 2013	104	104
Additional paid-in capital	53,253	53,253
Deficit accumulated during development stage	(51,634)	(26,473)

Total Stockholders’ Equity	1,723	26,884

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	4,788	29,113

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
In U.S. Dollars
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from November 17, 2011 (Inception) to June 30,
	2014	2013	2014	2013	2014

Revenue	-	-	-	-	-

Operating expenses:
General and administrative:-
Filing fees	634	1,017	1,397	1,573	4,492
Franchise tax	-	400	1,364	400	2,353
Other costs	584	66	612	187	1,132
Professional fees
- Accounting fees	2,400	-	2,950	-	2,950
- Auditors fees	1,500	1,500	6,000	6,000	15,000
- Escrow fees	-	-	-	5,000	1,500
- Legal fees	-	-	-	-	5,000
- Setup fees	340	-	12,838	154	19,207

Total operating expenses	(5,458)	(2,983)	(25,161)	(13,314)	(51,634)

Net loss	(5,458)	(2,983)	(25,161)	(13,314)	(51,634)

Net loss per share - basic and diluted:

Net loss per share attributable to common stockholders	(0.01)	-	(0.02)	(0.02)

Weighted average number of common shares outstanding	1,032,428	875,000	1,032,428	875,000

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
for the period of NOVEMBER 17, 2011 (INCEPTION) to JUNE 30, 2014 in U.S. Dollars
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Stock Subscription	Total Stockholders’
	Shares	Amount	Capital	Stage	Receivable	Deficit

Inception (November 17, 2011)	-	-	-	-	-	-

Common stock issued for cash at $0.016 per share	875,000	88	13,912	-	(14,000)	-

Loss for the period	-	-	-	-	-	-

Balance at December 31, 2011	875,000	88	13,912	-	(14,000)	-

Repayment of stock subscription receivable	-	-	-	-	14,000	14,000

Loss for the year	-	-	-	(42)	-	(42)

Balance at December 31, 2012	875,000	88	13,912	(42)	-	13,958

Common stock issued for subscription at $0.25 per share	157,428	16	39,341	-	-	39,357

Loss for the year	-	-	-	(26,431)	-	(26,431)

Balance at December 31, 2013	1,032,428	104	53,253	(26,473)	-	26,884

Loss for the period	-	-	-	(25,161)	-	(25,161)

Balance at June 30, 2014	1,032,428	104	53,253	(51,634)	-	1,723

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
in U.S. Dollars
(unaudited)

	Six Months Ended June 30,		Cumulative from November 17, 2011 (Inception) to June 30,
	2014	2013	2014
Cash Flows from Operating Activities

Net loss	(25,161)	(13,314)	(51,634)

Changes in operating assets and liabilities
Prepaid expenses	(765)	(754)	(765)
Accounts payable and accrued expenses	836	-	2,640

Net cash used in operating activities	(25,090)	(14,068)	(49,759)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	53,357
Proceeds from related party loan	-	400	425
Net cash provided by financing activities	-	400	53,782

(Decrease)/Increase in cash and cash equivalents	(25,090)	(13,668)	4,023

Cash and cash equivalents at beginning of the period	29,113	13,983	-

Cash and cash equivalents at end of the period	4,023	315	4,023

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2014, and the results of its operations and its cash flows for the periods ended June 30, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2014, the Company has a loss from operations of $25,161 an accumulated deficit of $51,634 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at June 30, 2014, the Company had no potentially dilutive shares.

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

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the six month periods ended June 30, 2014 and 2013 were as follows (assuming a 15% effective tax rate):

	2014	2013
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	3,774	1,997
Change in valuation allowance	(3,774)	(1,997)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of June 30, 2014 and December 31, 2013 as follows:

	2014	2013
	$	$

Loss carry forwards	7,745	3,971
Less - Valuation allowance	(7,745)	(3,971)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2014 and December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2014, the Company had approximately $51,634 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2034.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of cash and cash equivalents at June 30, 2014 and December 31, 2013, were as follows:

	Fair Value at June 30, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	4,023	-	-	4,023
Total financial assets carried at fair value	4,023	-	-	4,023

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	29,113	-	-	29,113
Total financial assets carried at fair value	29,113	-	-	29,113

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Yisrael Meir Fromer -	Director and greater than 10% stockholder

Malka Dahan-Asulin -	Director and greater than 10% stockholder

	June 30,	December 31,
	2014	2013
The following transactions were carried out with related parties:	$	$

Balance sheets:
Loan from related party	425	425

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

From inception through June 30, 2014, our business operations have primarily been focused on developing our business plan, raising capital and engaging in limited operations. Through June 30, 2014, we have spent $51,634 related to general and administrative expenses. Notwithstanding our limited operations, we have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our shareholders.

On December 7, 2011, the Corporation issued 875,000 shares of common stock to the two directors of the Corporation at a price of $0.016 per share, for $14,000, for initial capital (stock subscription receivable). The proceeds from this stock issuance were received on November 14, 2012. As of the date of this Report, we have raised additional capital from the sale of shares pursuant to the Registration for total proceeds of $53,357.

As of the date of this periodic report, we have not yet fully implemented our business plan. We expect to continue to conduct limited operations until we are able to commence sales and marketing of our proposed product.

We expect to generate revenue from the sale of our sports nutritional supplements. To be successful, our company needs to enter into significant partnership agreements and build a client base. Our company believes that the success of our business relies on the proper execution of its business plan.

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

Results of Operations

For the six month period ended June 30, 2014, we had no revenue. Expenses for the period totaled $25,161 resulting in a net loss of $25,161. Since inception (November 17, 2011) through June 30, 2014 we have had no revenue and total expenses of $51,634.

The expenses for the three month period ended June 30, 2014 are associated with limited operations and professional services.

Capital Resources and Liquidity

As of June 30, 2014 we total assets in the form of cash and prepaid assets in the amount $4,788 and current liabilities in the amount of $3,065.

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

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

We do not anticipate researching any further products or services other than the ones described in the business section above nor the purchase of any significant equipment. The lollipops to be sold shall be provided by our suppliers and partners. Our company believes that, due to the fact that we have not implemented our business plan and have not generated any revenues yet, it is important to keep the focus on our business plan before starting researching for new products and services, depending on the results of our plan of operation We also do not expect any significant additions to the number of employees, as the company intends to hire third party consultants when necessary.

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

As of June 30, 2014, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

LOLLIPOP CORPORATION

Dated: July 9, 2014	By:	/s/ Yisrael Meir Fromer
Yisrael Meir Fromer
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)