Form 10-Q
period 2014-09-30
Lollipop Corp
filed 2014-11-10
CIK 1565383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 30, 2014, there were 1,032,428 shares of the Registrant's common stock issued and outstanding.

LOLLIPOP CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

(unaudited)

for the nine month period ended September 30, 2014

CONTENTS:

Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	F-2

Statements of Operations for the three and nine months ended September 30, 2014 and 2013 and for the cumulative period from November 17, 2011 (date of inception) to September 30, 2014 (unaudited)	F-3

Statements of Stockholder's Deficit for the period from November 17, 2011 (date of inception) to September 30, 2014 (unaudited)	F-4

Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and for the cumulative period from November 17, 2011 (date of inception) to September 30, 2014 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

LOLLIPOP CORPORATION

(A Development Stage Company)

BALANCE SHEETS

in U.S. Dollars

	September 30 2014	December 31 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	4,353	29,113
TOTAL ASSETS	4,353	29,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	4,989	1,804
Loan from related party	425	425
Total Liabilities	5,414	2,229

Stockholders’ Deficit
Common stock, $0.0001 par value; 180,000,000 shares authorized; 1,032,428 shares issued and outstanding at September 30, 2014 and December 31, 2013	104	104
Additional paid-in capital	53,253	53,253
Deficit accumulated during development stage	(54,418)	(26,473)
Total Stockholders’ (Deficit) / Equity	(1,061)	26,884
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	4,353	29,113

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

In U.S. Dollars

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from November 17, 2011 (Inception) to September 30,
	2014	2013	2014	2013	2014

Revenue	-	-	-	-	-

Operating expenses:
General and administrative:
Filing fees	1,414	1,523	2,811	3,096	5,906
Franchise tax	-	-	1,364	400	2,353
Other costs	-	45	282	232	802
Professional fees
Accounting fees	2,950	-	2,950	-	2,950
Auditor’s fees	6,000	1,500	7,500	7,500	16,500
Escrow fees	-	-	-	-	1,500
Legal fees	-	-	-	5,000	5,000
Setup fees	12,508	5,300	13,038	5,454	19,407

Total operating expenses	(22,872)	(8,368)	(27,945)	(21,682)	(54,418)

Net loss	(22,872)	(8,368)	(27,945)	(21,682)	(54,418)

Net loss per share - basic and diluted:

Net loss per share attributable to common stockholders	(0.02)	(0.01)	(0.03)	(0.02)

Weighted average number of common shares outstanding	1,032,428	929,812	1,032,428	893,472

The accompanying notes are an integral part of these financial statements.

 LOLLIPOP CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

for the period of NOVEMBER 17, 2011 (INCEPTION) to SEPTEMBER 30, 2014

in U.S. Dollars

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Stock Subscription	Total Stockholders’
	Shares	Amount	Capital	Stage	Receivable	Deficit

Inception (November 17, 2011)	-	-	-	-	-	-

Common stock issued for cash at $0.016 per share	875,000	88	13,912	-	(14,000)	-

Loss for the period	-	-	-	-	-	-

Balance at December 31, 2011	875,000	88	13,912	-	(14,000)	-

Repayment of stock subscription receivable	-	-	-	-	14,000	14,000
Loss for the year	-	-	-	(42)	-	(42)

Balance at December 31, 2012	875,000	88	13,912	(42)	-	13,958

Common stock issued for subscription at $0.25 per share	157,428	16	39,341	-	-	39,357
Loss for the year	-	-	-	(26,431)	-	(26,431)

Balance at December 31, 2013	1,032,428	104	53,253	(26,473)	-	26,884

Loss for the period	-	-	-	(27,945)	-	(27,945)

Balance at September 30, 2014	1,032,428	104	53,253	(54,418)	-	(1,061)

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION

(A Development Stage Company)

STATEMENT OF CASH FLOWS

in U.S. Dollars

(unaudited)

	Nine Months Ended September 30,		Cumulative from November 17, 2011 (Inception) to September 30,
	2014	2013	2014
	$	$	$
Cash Flows from Operating Activities

Net loss	(27,945)	(21,682)	(54,418)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	3,185	7,569	4,989

Net cash used in operating activities	(24,760)	(14,113)	(49,429)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	53,357
Proceeds from related party loan	-	400	425
Net cash provided by financing activities	-	400	53,782

(Decrease)/Increase in cash and cash equivalents	(24,760)	(13,713)	4,353

Cash and cash equivalents at beginning of the period	29,113	13,983	-

Cash and cash equivalents at end of the period	4,353	270	4,353

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2014, and the results of its operations and its cash flows for the periods ended September 30, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2014, the Company has a loss from operations of $27,945 an accumulated deficit since inception of $54,418 and has earned no revenues since inception. As of September 30, 2014, the Company also had a working capital deficit. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2014, the Company had no potentially dilutive shares.

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

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the nine month periods ended September 30, 2014 and 2013 were as follows (assuming a 15% effective tax rate):

	2014	2013
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-
Deferred Tax Provision
Federal-
Loss carry forwards	4,192	3,252
Change in valuation allowance	(4,192)	(3,252)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of September 30, 2014 and December 31, 2013 as follows:

	2014	2013
	$	$
Loss carry forwards	8,163	3,971
Less - Valuation allowance	(8,163)	(3,971)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2014 and December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2014, the Company had approximately $54,418 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2034.

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

Level 1:	Quoted prices in active markets for identical instruments;

Level 2:	Other significant observable inputs (including quoted prices in active markets for similar instruments);

Level 3:	Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of cash and cash equivalents at September 30, 2014 and December 31, 2013, were as follows:

	Fair Value at September 30, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash and cash equivalents	4,353	-	-	4,353
Total financial assets carried at fair value	4,353	-	-	4,353

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash and cash equivalents	29,113	-	-	29,113
Total financial assets carried at fair value	29,113	-	-	29,113

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Yisrael Meir Fromer	- Director and greater than 10% stockholder

Malka Dahan-Asulin	- Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	September 30	December 31
	2014	2013
	$	$
Balance sheets:
Loan from related party	425	425

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 7 – RECENT ACCOUNTING STANDARDS UPDATES

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, with early adoption permitted.

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

From inception through September 30, 2014, our business operations have primarily been focused on developing our business plan, raising capital and engaging in limited operations. Through September 30, 2014, we have spent $54,418 related to general and administrative expenses. Notwithstanding our limited operations, we have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our shareholders.

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

Results of Operations

For the nine month period ended September 30, 2014, we had no revenue. Expenses for the three month period ending September 30, 2014 totaled $22,872 as compared to expenses for the three month period ending September 30, 2013 of $8,368. We had a net loss for the nine month period ending September 30, 2014 of $27,945 as compared to a net of loss of $21,682 for the same nine period in 2013. . Since inception (November 17, 2011) through September 30, 2014 we have had no revenue and total expenses of $54,418.

The expenses for the nine month period ended September 30, 2014 are associated with limited operations and professional services.

Capital Resources and Liquidity

As of September 30, 2014 we total assets in the form of cash and prepaid expenses in the amount $4,353 and current liabilities in the amount of $5,414.

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

As of September 30, 2014, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

 __________________

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

LOLLIPOP CORPORATION

Dated: November 10, 2014	By:	/s/ Yisrael Meir Fromer
Yisrael Meir Fromer
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)

