Form 10-K
period 2014-12-31
Lollipop Corp
filed 2015-03-25
CIK 1565383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-186069

LOLLIPOP CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	99-0379315
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

15500 SW Jay St. #81704 Beaverton, Oregon 97006-6018	97006-6018
(Address of principal executive offices)	(Zip Code)

(855) 222-1114
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

As of March 24, 2015, there were 1,032,428 shares of common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

On November 17, 2011, we were incorporated in the State of Delaware and established a fiscal year end of December 31. The objective of this corporation is to distribute sports nutritional supplements, especially in ring form capable of being worn during exercise, including initially in Israel.

Executive Summary

Our Company believes that the search for a healthier life is linked directly an active life and to improvements in our eating habits and how we choose our foods. It seems to be a concern on the mind of many individuals who are also trying to have an active healthy life style, including by participating in sports events such as triathlons and marathons. LPC believes that the concept behind our sports nutritional supplements is aligned with healthy lifestyle concerns as they assist athletes whilst in the midst of exercise or competition.

The market for sports nutritional supplements is growing year over year, and is a flourishing market. As an example, in the United States, research released in 2008 revealed that consumers are increasingly incorporating sports nutritional supplements into their lifestyles. We intend to create a fully functional website (www.lollipopsports.com) with updates as to healthy events to occur in Israel and in other territories as a way to attract individuals who also will choose to purchase our sports nutritional supplements. We have secured the web domain and the current website is a template of what we expect to further develop. The website is still under construction. The market has continued to grow but we have been unable to acquire the relevant resources to enter the market.

We still believe that Lollipop Corporation will also attract individuals who are seeking nutrients during the course of their exercise and athletes who need a help to be on track for their special nutritional and dietary requirements.

We continue to believe in our plan and do not intend to manufacture out sports nutritional supplements directly, but rather to have as yet unidentified third party suppliers from the Far-East and local partners at the point of distribution to deliver directly to our customers. We plan on establishing a commissioning policy for each supplier/partner. We expect that our suppliers will be able to deliver the sports nutritional products to our clients using their existing structure

Once we raise the required resources we intend to hire a freelance athlete and a known sports internet site to hand out free our sports nutritional supplements at sporting events held in public locations. We intend to do market at major soccer, basketball and other sporting events, running events and other public sports events, including in the local large metropolitan areas such as Tel-Aviv and Haifa. We expect to also achieve some free “editorial” media coverage as these matches and the crowd is often covered by the evening news. We do not anticipate targeting high profile athletes.

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

Management feels that there is a large potential growth in the development of online sales of sports nutritional supplements, particularly those which can be consumed during activity manufactured with key vitamins. Lollipop Corporation intends to penetrate this market using a strategy of attracting customers to buy its sports nutritional supplements by explaining the health and athletic benefits of a sports nutritional supplement. We have no arrangements in place with any of the companies identified as sports nutritional supplement suppliers.

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

Employees and Employment Agreements

We have no paid staff. Mr. Fromer is the President, CEO and Chairman of the Company. Mr. Fromer is employed elsewhere and has the flexibility to work on LPC up to 15 hours per week.

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

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K stockholders or prospective investors should carefully consider the following risk factors:

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

Holders of our Common Shares

As of March 24, 2015, there were 42 registered stockholders holding 1,032,428 common shares issued and outstanding.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2014, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

From inception through December 31, 2014, our business operations have primarily been focused on developing our business and researching the market. Through December 31, 2014, we have spent $59,012 related to corporate operations, registration of our shares and ordinary business expenses. We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our directors and officers and sales pursuant to our public offering.

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

As of the date of this periodic report, we have not yet fully implemented our business plan. We expect to continue to conduct market research. We also expect to finalize our web-site once we have raised additional funds.

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

Results of Operations

For the twelve month period ended December 31, 2014, we had no revenue. Expenses for the period totaled $32,539 resulting in a net loss of $32,539 for the period. For the twelve months period ending December 31, 2013 we had no revenue and operating expenses of $26,431. Since inception (November 17, 2011) through December 31, 2014 we have had no revenue and total expenses of $59,012.

The expenses for the twelve month period ending December 31, 2014 are mostly associated with professional fees, start-up costs and filing fees.

Capital Resources and Liquidity

As of December 31, 2014 we had total assets in the form of cash and cash equivalents in the amount of $4,353 and current liabilities in the amount of $10,008.

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

FINANCIAL STATEMENTS

For the year ended DECEMBER 31, 2014

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lollipop Corporation

We have audited the accompanying balance sheets of Lollipop Corporation (“the Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lollipop Corporation as of December 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As of December 31, 2014, the Company has a working capital deficit and insufficient cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

March 18, 2015

LOLLIPOP CORPORATION

BALANCE SHEETS

as of

	December 31, 2014	December 31, 2013
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	4,353	29,113

TOTAL ASSETS	4,353	29,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	9,583	1,804
Loan from related party	425	425

Total Liabilities	10,008	2,229

Stockholders’ Deficit
Common stock, $0.0001 par value; 180,000,000 shares authorized; 1,032,428 shares issued and outstanding at December 31, 2014 and 2013	104	104
Additional paid-in capital	53,253	53,253
Accumulated deficit	(59,012)	(26,473)

Total Stockholders’ Deficit	(5,655)	26,884

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	4,353	29,113

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION

STATEMENT OF OPERATIONS

	For the years ended
	December 31, 2014	December 31, 2013
	$	$

Revenue	-	-

Operating expenses:
General and administrative:
Filing fees	4,305	3,095
Franchise tax	1,364	989
Other costs	1,522	478
Professional fees
Accounting fees	4,150	-
Auditors’ fees	9,000	9,000
Escrow fees	-	1,500
Legal fees	-	5,000
Setup costs	12,198	6,369

Total operating expenses	(32,539)	(26,431)

Net loss	(32,539)	(26,431)

Loss per share - basic and diluted:

Loss per share of common stock	(0.03)	(0.03)

Weighted average number of common shares outstanding	1,032,428	928,496

The accompanying notes are an integral part of these financial statements.

 LOLLIPOP CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

for the year ended DECEMBER 31, 2014 and 2013

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
		$	$	$	$

Balance at January 1, 2013	875,000	88	13,912	(42)	13,958

Common stock issued at $0.25 each for cash	157,428	16	39,341	-	39,357

Loss for the year	-	-	-	(26,431)	(26,431)

Balance at December 31, 2013	1,032,428	104	53,253	(26,473)	26,884

Loss for the year	-	-	-	(32,539)	(32,539)

Balance at December 31, 2014	1,032,428	104	53,253	(59,012)	(5,655)

The accompanying notes are an integral part of these financial statements.

 LOLLIPOP CORPORATION

STATEMENT OF CASH FLOWS

	For the years ended
	December 31, 2014	December 31, 2013
	$	$
Cash Flows from Operating Activities

Net loss	(32,539)	(26,431)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,779	1,804
Net cash used in operating activities	(24,760)	(24,627)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	39,357
Proceeds from related party loan	-	400
Net cash provided by financing activities	-	39,757

Movement in cash and cash equivalents	(24,760)	15,130

Cash and cash equivalents at beginning of the year	29,113	13,983

Cash and cash equivalents at end of the year	4,353	29,113

The accompanying notes are an integral part of these financial statements.

LOLLIPOP CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Lollipop Corporation is a Delaware corporation (the “Corporation”), incorporated under the laws of the State of Delaware on November 17, 2011. The Company's business plan involves the distribution of sports nutritional supplements.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below; these policies have been consistently applied to the period presented, unless otherwise stated:

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2014, the Company has a loss from operations of $32,539 and an accumulated deficit of $59,012 and has earned no revenues since inception and has a working capital deficit of $5,655. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at December 31, 2014, the Company had no potentially dilutive shares.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We do not believe that the adoption of the provisions of this ASU will have any impact on our results of operations, cash flows or financial condition.

Recently Adopted Accounting Pronouncements

In the period ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 3 – LOAN FROM PARTY

	December 31 2014	December 31 2013
	$	$

Loan from related party	425	425

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

NOTE 5 – INCOME TAXES

The provision / (benefit) for income taxes for the years ended December 31, 2014 and 2013, was as follows (assuming a 15% effective tax rate):

	December 31 2014	December 31 2013
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	4,881	3,965
Change in valuation allowance	(4,881)	(3,965)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of December 31, 2014 and 2013, as follows:

Loss carry forwards	8,852	3,971
Less - Valuation allowance	(8,852)	(3,971)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2014, the Company had approximately $59,012 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2034.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

Mr. Yisrael Fromer	Director and greater than 10% stockholder

Mrs. Malka Dahan-Asulin	Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	December 31 2014	December 31 2013
	$	$
Balance sheets:

Loan with related party - Director	425	425

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

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position(s)
Yisrael Meir Fromer	34	President, Treasurer, Chief Financial Officer, Chief Executive Officer and Chairman of Board

Malka Dahan-Auslin	34	Secretary and member of the Board of Directors

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

ITEM 11. EXECUTIVE COMPENSATION

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2014. From inception through December 31, 2014, we have not paid any compensation to our officers.

As of December 31, 2014, we had no employment agreements with any of our executive officers or employees.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2014, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of March 24, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The percentages below are calculated based on 1,032,428 shares of our common stock issued and outstanding as of March 24, 2015. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Ownership	Percentage of Ownership Assuming all of the Shares are Sold

Common Stock	Yisrael Meir Fromer	675,000	65%

Common Stock	Malka Dahan-Auslin	200,000	19%

	All Officers and Directors as a Group (2 persons)	875,000	84%

(1)	Based on 1,032,428 shares of our common stock outstanding.
(2)	The address for both of our officers is gave 7 Kaufman Street, Jerusalem, Israel.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2014(1)	December 31, 2013
Audit Fees	$9,000	$9,000
Audit Related Fees	$-	$-
Tax Fees	$1,364	$-
All Other Fees	$-	$1,500

Notes:

(1) For the year ended December 31, 2014, principal accountants of the Company were Dov Weinstein & Co. C.P.A. (Isr).

Since incorporation and as of the fiscal year ended December 31, 2014, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

(3) Exhibits. See Item 15(b) below.

(b) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Yisrael Meir Fromer

32*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Yisrael Meir Fromer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOLLIPOP CORPORATION (Registrant)

Dated: March 24, 2015	By:	/s/ Yisrael Meir Fromer
	Name:	Yisrael Meir Fromer
	Title:	President, Chief Executive and Financial Officer (Principal Executive and Financial Officer) Treasurer and Director

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

Dated: March 24, 2015

